Form 10-K
period 1996-08-03
NEIMAN MARCUS FUNDING CORP
filed 1996-11-01
CIK 934844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended:                      Commission file number:
      August 3, 1996                                  33-88098

                       NEIMAN MARCUS FUNDING CORPORATION
            (Exact name of registrant as specified in its charter)


                  Delaware                      04-2354838
            (State or other jurisdiction        (I.R.S. Employer
             of incorporation or organization)   Identification No.)




                                1201 Elm Street
                             Dallas, Texas  75201
              (Address of principal executive offices) (zip code)
              Registrant s telephone number, including area code:
                                (214) 761-2300


          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                 Neiman Marcus Group Credit Card Master Trust
            7.60% Class A Asset Backed Certificates, Series 1995-1
            7.75% Class B Asset Backed Certificates, Series 1995-1


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   X           No

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: NONE - all of the voting stock of the Registrant is held by The Neiman Marcus Group, Inc., and there is no public market for such stock.

                                    PART I

Item 1.     Business

            The Neiman Marcus Group Credit Card Master Trust (the "Trust") was formed pursuant to the Pooling and Servicing Agreement dated as of March 1, 1995 (the "Pooling and Servicing Agreement") among The Neiman Marcus Group, Inc. ("NMG") as Servicer, its wholly owned subsidiary, Neiman Marcus Funding Corporation ("NMFC") as Seller, and The Chase Manhattan Bank, N.A., as Trustee (the "Trustee").
            On March 15, 1995, the Trust issued $225,000,000 aggregate principal amount of Class A 7.60% Asset Backed Certificates, Series 1995-1 (the "Class A Certificates"); $21,000,000 aggregate principal amount of Class B 7.75% Asset Backed Certificates, Series 1995-1 (the "Class B Certificates"); and $54,000,000 aggregate principal amount of Class C Asset Backed Certificates, Series 1995-1 (the "Class C Certificates"), pursuant to the Pooling and Servicing Agreement. The property of the Trust includes a pool of receivables arising under consumer revolving credit accounts originated by NMG. The receivables were sold by NMG to NMFC pursuant to a Receivables Purchase Agreement dated as of March 1, 1995 between NMG and NMFC, and the receivables were sold by NMFC to the Trust pursuant to the Pooling and Servicing Agreement. The only business of NMFC is to perform its obligations as Seller in connection with the issuance by the Trust of the Class A, Class B and Class C Certificates pursuant to the Receivables Purchase Agreement, the Pooling and Servicing Agreement, and the Series 1995-1 Supplement to the Pooling and Servicing Agreement.

Item 2.     Properties

            See Item 1 for a description of the property of the Trust

Item 3.     Legal Proceedings

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

                                    PART II

Item 5.     Market For Registrant's Common Equity
            And Related Stockholder Matters

            The Class A and Class B Certificates are held and delivered in book entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934 as amended. The Certificates representing investors' interests in the Trust are registered in the name of Cede & Co., the nominee of DTC.

            To the best knowledge of the Registrant, there is no established public trading market for the Certificates.

            The Class C Certificate is held by NMFC, and all of the common stock of NMFC is owned by NMG. There is no public market for the common stock of NMFC.

Item 6.     Selected Financial Data

            Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


            Not Applicable

Item 8.     Financial Statements and Supplementary Data

            Not Applicable

Item 9. Changes in and Disagreements With Accountants On Accounting And Financial Disclosure


            None

Item 10.    Directors and Executive Officers of the Registrant

            Not Applicable

Item 11.    Executive Compensation

            Not Applicable

                                   PART III

Item 12.    Security Ownership Of Certain Beneficial Owners And Management

      (a) The Class A Certificates and the Class B Certificate, which represent investors' interests in the Trust, are registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Class A and Class B Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at August 3, 1996. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At August 3, 1996, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class outstanding on that date:

Title of                                     Aggregate Amount           Percentage
Class       Name                             of Certificates Held       of Ownership

Series 1995-1
Class A     Bankers Trust Company            $79,000,000                35.1%
            Chase Manhattan Bank             $51,360,000                22.8%
            Bank of New York                 $42,150,000                18.7%
            State Street Bank - Custodian    $19,000,000                 8.4%
            Citibank                         $12,400,000                 5.5%


Class B     Chase Manhattan Bank             $21,000,000                100%

The address of each of the above participants is

      c/o   The Depository Trust Company
            7 Hanover Square
            New York, NY 10004


      NMFC, as of August 3, 1996, owned 100% of the Class C Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

      The Neiman Marcus Group, Inc. is the owner of 100% of the issued and outstanding common stock of the Registrant, which is not traded in any market.




Item 13.    Certain Relationships and Related Transactions

            None


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)   The following Exhibits are filed as part of this Report:


      20.1    1996 Annual Servicer's Certificate

      99.1 Annual Servicing Report of Independent Public Accountants pursuant to Section 3.06 of the Pooling and Servicing Agreement

(b)   Reports on Form 8-K

      Current Reports on Form 8-K are filed on or before the Distribution Date each month (on, or the first business day after, the 15th of each month). The reports include as an Exhibit the Monthly Servicer s Certificate. Current Reports on Form 8-K were filed with the Securities and Exchange Commission on: November 9, 1995, December 12, 1995, January 12, 1996, February 13, 1996, March 12, 1996, April 9, 1996, May 10,
      1996, June 11, 1996, July 11, 1996, August 9, 1996,  September 10, 1996,
      and October 11, 1996.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NEIMAN MARCUS FUNDING CORPORATION

                                    By:   /S/ Paul F. Gibbons
                                          Paul F. Gibbons
                                          Vice President and Treasurer
Date: November 1, 1996

                                 EXHIBIT INDEX


EXHIBIT                       DESCRIPTION                   SEQUENTIALLY
NUMBER                                                      NUMBERED PAGE


20.1                          Annual Servicer's Certificate       8

99.1                          Annual Servicing Report of          9
                              Independent Public Accountants
                              pursuant to Section 3.06 of the
                              Pooling and Servicing Agreement