Form 10-K
period 1997-08-02
NEIMAN MARCUS FUNDING CORP
filed 1997-12-02
CIK 934844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended:                      Commission file number:
      August 2, 1997                                  33-88098

                       NEIMAN MARCUS FUNDING CORPORATION
            (Exact name of registrant as specified in its charter)


                  Delaware                      04-2354838
      (State or other jurisdiction              (I.R.S. Employer
        of incorporation or organization)        Identification No.)



                                1201 Elm Street
                             Dallas, Texas  75201
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

Item 11.    Executive Compensation

            Not Applicable

                                   PART III

Item 12.    Security Ownership Of Certain Beneficial Owners And Management

      (a) The Class A Certificates and the Class B Certificate, which represent investors' interests in the Trust, are registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Class A and Class B Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at August 2, 1997. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At August 2, 1997, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class outstanding on that date:

Title of                            Aggregate Amount        Percentage
Class       Name                    of Certificates Held    of Ownership

Series 1995-1

Class A     Bankers Trust Company         $60,000,000             26.7%
            Chase Manhattan Bank          $51,360,000             22.8%
            Bank of New York              $42,150,000             18.7%
            State Street Bank - Custodian $21,640,000              9.6%
            Citibank                      $12,400,000              5.5%

Class B     Chase Manhattan Bank          $21,000,000              100%

The address of each of the above participants is

      c/o   The Depository Trust Company
            7 Hanover Square
            New York, NY 10004


      NMFC, as of August 2, 1997, owned 100% of the Class C Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

      The Neiman Marcus Group, Inc. is the owner of 100% of the issued and outstanding common stock of the Registrant, which is not traded in any market.



Item 13.    Certain Relationships and Related Transactions

            None

                                    -3-

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)   The following Exhibits are filed as part of this Report:


      20.1    1997 Annual Servicer's Certificate

      99.1 Annual Servicing Report of Independent Public Accountants pursuant to Section 3.06 of the Pooling and Servicing Agreement

(b)   Reports on Form 8-K

      Current Reports on Form 8-K are filed on or before the Distribution Date each month (on, or the first business day after, the 15th of each month). The reports include as an Exhibit the Monthly Servicer's Certificate. Current Reports on Form 8-K were filed with the Securities and Exchange Commission on: November 12, 1996, December 10 , 1996, January 10, 1997, February 13 ,1997, March 12, 1997, April 11, 1997, May
      13, 1997, June 11, 1997, July  11, 1997, August 11, 1997,  September 12,
      1997, October 10, 1997, and November 10, 1997.


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


                                 NEIMAN MARCUS FUNDING CORPORATION

                                 By: /s/ Paul F. Gibbons
                                       Paul F. Gibbons
                                       Vice President and Treasurer


Date: December 2, 1997

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION             SEQUENTIALLY
NUMBER                                                NUMBERED PAGE


20.1                          Annual Servicer's Certificate

99.1 Annual Servicing Report of Independent Public Accountants pursuant to Section 3.06 of the Pooling and Servicing Agreement