Form 10-K
period 1998-08-01
NEIMAN MARCUS FUNDING CORP
filed 1998-10-30
CIK 934844

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended:                       Commission file number:
        August 1, 1998                                       33-88098

                       NEIMAN MARCUS FUNDING CORPORATION
            (Exact name of registrant as specified in its charter)


              Delaware                                   04-2354838
      (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)


                       NEIMAN MARCUS FUNDING CORPORATION
                                1201 Elm Street
                              Dallas, Texas 75201
                                (214) 761-2300

          (Address of principal executive offices, including Zip Code and Telephone Number, including Area Code)


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

                  Yes    X          No ___

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: NONE - all of the voting stock of the Registrant is held by The Neiman Marcus Group, Inc., and there is no public market for such stock.

                                    PART I

Item 1:     Business

            The Neiman Marcus Group Credit Card Master Trust (the "Trust") was formed pursuant to the Pooling and Servicing Agreement dated as of March 1, 1995 (the "Pooling and Servicing Agreement") among The Neiman Marcus Group, Inc. ("NMG") as Servicer, its wholly owned subsidiary, Neiman Marcus Funding Corporation ("NMFC") as Seller, and The Chase Manhattan Bank, N.A., as Trustee (the "Trustee").
            On March 15, 1995, the Trust issued $225,000,000 aggregate principle amount of Class A 7.60% Asset Backed Certificates, Series 1995-1 (the "Class A Certificates"); $21,000,000 aggregate principal amount of Class B 7.75% Asset Backed Certificates, Series 1995-1 (the "Class B Certificates"); and $54,000,000 aggregate principal amount of Class C Asset Backed Certificates, Series 1995-1 (the "Class C Certificates"), pursuant to the Pooling and Servicing Agreement. The property of the Trust includes a pool of receivables arising under consumer revolving credit accounts originated by NMG. The receivables were sold by NMG to NMFC pursuant to a Receivables Purchase Agreement dated as of March 1, 1995 between NMG and NMFC, and the receivables were sold by NMFC to the Trust pursuant to the Pooling and Servicing Agreement. The only business of NMFC is to perform its obligations as Seller in connection with the issuance by the Trust of the Class A, Class B and Class C Certificates pursuant to the Receivables Purchase Agreement, the Pooling and Servicing Agreement, and the Series 1995-1 Supplement to the Pooling and Servicing Agreement.

Item 2.     Properties

            See item 1 for a description of the property of the Trust.

Item 3.     Legal Proceedings

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

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

            Not Applicable.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            Not Applicable.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

            Not Applicable.

Item 8.     Financial Statements and Supplementary Data

            Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 10.    Directors and Executive Officers of the Registrant

            Not Applicable.

Item 11.    Executive Compensation

            Not Applicable.

                                   PART III

Item 12.    Security Ownership of Certain Beneficial Owners and Management

            (a) The Class A Certificates and the Class B Certificate, which represent investors' interests in the Trust, are registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Class A and Class B Certificates; which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at August 1, 1998. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At October 27, 1998, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class outstanding on that date:

Title of                                 Aggregate Amount         Percentage
Class       Name                         of Certificates Held     of Ownership
-----       ----                         --------------------     ------------

Series 1995-1

Class A     Bankers Trust Company            $62,000,000              27.6%
            Chase Manhattan Bank             $47,335,000              21.0%
            Bank of New York                 $38,375,000              17.1%
            State Street Bank-Custodian      $35,285,000              15.7%
            Citibank                         $14,180,000               6.3%

Class B     Chase Manhattan Bank             $21,000,000               100%

The address of each of the above participants is:

      c/o   The Depository Trust Company
            7 Hanover Square
            New York, NY 10004

      NMFC, as of October 27, 1998, owned 100% of the Class C Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

      The Neiman Marcus Group, Inc. is the owner of 100% of the issued and outstanding common stock of the Registrant, which is not traded in any market.

Item 13.    Certain Relationships and Related Transactions

            None.


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

            (a)   The following Exhibits are filed as part of this Report:

                  20.1  1998 Annual Servicer's Certificate

                  99.1 Annual Servicing Report of Independent Public Accounts pursuant to Section 3.06 of the Pooling and Servicing Agreement

            (b)   Reports on Form 8-K

                  Current Reports on Form 8-K are filed on or before the Distribution Date each month (on, or the first business day after, the 15th of each month). The reports include as an Exhibit the Monthly Servicer's Certificate. Current Reports on Form 8-K were filed with the Securities and Exchange Commission on: August 11, 1997, September 12, 1997, October 10, 1997, November 10, 1997, December 11, 1997, January 12,
                  1998, February 11, 1998, March 10, 1998, April 10, 1998, May
                  12, 1998, June 10, 1998 and July 13, 1998.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEIMAN MARCUS FUNDING CORPORATION


                              By: /s/Paul F. Gibbons
                                  Paul F. Gibbons
                                  Vice President and Treasurer


Date: October 30, 1998

                                 EXHIBIT INDEX

                                                      Sequentially
Exhibit Number          Description                   Numbered Page

      20.1              Annual Servicer's Certificate

      99.1              Annual Servicing Report of
                        Independent Public Accountants
                        pursuant to Section 3.06 of the
                        Pooling and Servicing Agreement