Form 10-K
period 1999-07-31
NEIMAN MARCUS FUNDING CORP
filed 1999-12-10
CIK 934844

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:            Commission file number:
               July 31, 1999                      33-88098

                NEIMAN MARCUS FUNDING CORPORATION
     (Exact name of registrant as specified in its charter)


            Delaware                             04-2354838
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

Item 11.  Executive Compensation

          Not Applicable.


                            PART III

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          (a) The Class A Certificates and the Class B Certificate, which represent investors' interests in the Trust, are registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Class A and Class B Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at July 31, 1999. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 9, 1999, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class outstanding on that date:


Title of                           Aggregate Amount       Percentage
Class        Name                  of Certificates Held   of Ownership

Series 1995-1

Class A
        Chase Manhattan Bank            $51,280,000            22.8
        State Street Bank and Trust Co. $47,960,000            21.3
        Bank of New York                $46,615,000            20.7
        Bankers Trust Company           $28,600,000            12.7
        Citibank                        $12,180,000             5.4

Class B Chase Manhattan Bank            $21,000,000             100

The address of each of the above participants is:

   c/o  The Depository Trust Company
        7 Hanover Square
        New York, NY 10004

   NMFC, as of December 9, 1999, owned 100% of the Class C
Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

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

             20.1 1999 Annual Servicer's Certificate

             99.1 Annual Servicing Report of Independent Public
                  Accounts pursuant to Section 3.06 of the Pooling and Servicing Agreement

        (b)  Reports on Form 8-K

             Current Reports on Form 8-K are filed on or before the Distribution Date each month (on, or the first business day after, the 15th of each month). The reports include as an Exhibit the Monthly Servicer's Certificate. Current Reports on Form 8-K were filed with the Securities and Exchange Commission on: August 12, 1998, September 11, 1998, October 14, 1998 (as amended by Form 8-K/A filed October 19, 1998), November 13, 1998, December 11, 1998, January 13, 1999, February 11, 1999, March 12, 1999, April 12, 1999, May 11,
             1999, June 11, 1999 and July 12, 1999 (as amended by Form 8-K/A filed July 13, 1999).



                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       NEIMAN MARCUS FUNDING CORPORATION


                       By:  s/ Paul F. Gibbons
                            Paul F. Gibbons
                            Vice President and Treasurer


Date:   December 9, 1999



                          EXHIBIT INDEX

                                                     Sequentially
Exhibit Number    Description                        Numbered Page

   20.1           1999 Annual Servicer's Certificate

   99.1           Annual Servicing Report of
                  Independent Public Accountants
                  pursuant to Section 3.06 of the
                  Pooling and Servicing Agreement